Form 10-K
period 1996-12-31
HIGHTIDE INC
filed 1998-04-01
CIK 894499

Please find enclose HIGHTIDE INC Income statement and Balance sheet for period 01-01-96 to 12-31-96

REVENUE

 REVENUE
  Sales                              0.00
  Interest Revenue                   0.42
 TOTAL REVENUE                       0.42

 TOTAL REVENUE                       0.42
                                   ___________
EXPENSE

 OPERATING EXPENSES
  Accounting                           7113.78
  Bank Charges and Interest             240.13
  Legal Fees                           1557.95
  Office Supplies                         0.00
  Professional Fees                     369.00
  Travel                               3576.65
  Corporate Services                    936.50
  Foreign Exchange - Conv. Account      124.77

 TOTAL OPERATING EXPENSES             13669.24

TOTAL EXPENSE                         13669.24
                                   ___________
NET INCOME                           -13668.82
                                   ===========

Hightide Inc.
Balance Sheet  As At 31-12-96
ASSETS

 CURRENT ASSETS
  Petty Cash                              0.00
  Bank Account CND                      419.89
  Conversion Account                      0.00
  Bank Account U.S.                    1132.74
  Cash In Trust                           0.00
  Cash: Total                          1152.63
  Prepaid Expenses                     2500.00
  Investments in Subsidiary Co.      737799.00
  Accounts Receivable                     0.00
  Allowance-Doubtful Accts                0.00
  Goodwill                             3500.00
 TOTAL CURRENT ASSETS                745351.63


TOTAL ASSETS                         745351.63
                                  ============
LIABILITIES

 CURRENT LIABILITIES
  Accounts Payable - CND                  0.00
  A/P - Conversion Account                0.00
  Accounts Payable - U.S.                 0.00
  Loans Payable                       17721.45
 TOTAL CURRENT LIABILITIES            17721.45


TOTAL LIABILITIES                         0.00
                                  ____________
EQUITY

 SHARE CAPITAL
  Common Stock-Class A                 9000.00
  Subscribed & Unissued                   0.00
  Additional Paid-In Capital         732299.00
 TOTAL SHARE CAPITAL                 741299.00

 RETAINED EARNINGS
  Retained Earnings                       0.00
  Current Earnings                   -13668.82
 TOTAL RETAINED EARNINGS             -13668.82


TOTAL EQUITY                         727630.18
                                   ____________
LIABILITIES AND EQUITY               745351.63
                                   ============