Form 10-K
period 1997-12-31
HIGHTIDE INC
filed 1998-04-01
CIK 894499

Please find enclose HIGHTIDE INC Income statement and Balance sheet for period 01-01-97 to 12-31-97

REVENUE

 REVENUE
  Sales                              0.00
  Interest Revenue                   475.08
 TOTAL REVENUE                       475.08

 TOTAL REVENUE                       475.08
                                   ___________
EXPENSE

 OPERATING EXPENSES
  Research and development           553499.18
  Accounting                              0.00
  Bank Charges and Interest             316.05
  Legal Fees                         144105.82
  Office Supplies                        20.58
  Professional Fees                   37085.00
  Telephone                             266.68
  Travel                               2636.39
  Promotion and Entertainment          1666.33
  Corporate Services                    100.00
  Foreign Exchange - Conv. Account    14371.42
 TOTAL OPERATING EXPENSES            754067.45


TOTAL EXPENSE                        754067.45
                                   ___________
NET INCOME                          -753592.37
                                   ===========

Hightide Inc.
Balance Sheet  As At 31-12-97
ASSETS

 CURRENT ASSETS
  Petty Cash                              0.00
  Bank Account CND                      700.76
  Conversion Account                   -196.62
  Bank Account U.S.                     935.67
  Cash In Trust                           0.00
  Cash: Total                          1439.81
  Prepaid Expenses                        0.00
  Investments in Subsidiary Co.      737799.00
  Accounts Receivable                     0.00
  Allowance-Doubtful Accts                0.00
  Goodwill                             3500.00
 TOTAL CURRENT ASSETS                742738.81


TOTAL ASSETS                         742738.81
                                  ============
LIABILITIES

 CURRENT LIABILITIES
  Accounts Payable - CND                  0.00
  A/P - Conversion Account                0.00
  Accounts Payable - U.S.                 0.00
  Loans Payable                           0.00
 TOTAL CURRENT LIABILITIES                0.00


TOTAL LIABILITIES                         0.00
                                  ____________
EQUITY

 SHARE CAPITAL
  Common Stock-Class A                10000.00
  Subscribed & Unissued                   0.00
  Additional Paid-In Capital        1500000.00
 TOTAL SHARE CAPITAL                1510000.00

 RETAINED EARNINGS
  Retained Earnings                  -13668.82
  Current Earnings                  -753592.37
 TOTAL RETAINED EARNINGS            -767261.19


TOTAL EQUITY                         742738.81
                                   ____________
LIABILITIES AND EQUITY               742738.81
                                   ============